Form 10-Q
period 2012-06-29
Pentair Ltd.
filed 2012-09-17
CIK 1548223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-181250

(Commission File Number)

PENTAIR LTD.

(Exact name of Registrant as specified in its charter)

Switzerland	98-1050812
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

Freier Platz 10, CH-8200 Schaffhausen, Switzerland

(Address of registrant’s principal executive office)

41-52-633-02-44

(Registrant’s telephone number)

Tyco Flow Control International Ltd.

(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, there were 120,000,000 common shares of the issuer outstanding, all of which were held directly or indirectly by Tyco International Ltd.

TYCO FLOW CONTROL INTERNATIONAL LTD. AND THE FLOW CONTROL

BUSINESS OF TYCO INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYCO FLOW CONTROL INTERNATIONAL LTD. AND THE FLOW CONTROL

BUSINESS OF TYCO INTERNATIONAL LTD.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net revenue	$983	$930	$2,907	$2,564
Cost of revenue	662	633	1,963	1,721

Gross profit	321	297	944	843
Selling, general and administrative expenses	216	209	646	595
Goodwill impairment	—	—	—	35
Restructuring, asset impairments and divestiture charges, net (see Notes 2 and 3)	18	3	19	9

Operating income	87	85	279	204
Interest income	3	3	9	9
Interest expense	(13)	(12)	(38)	(36)

Income from continuing operations before income taxes	77	76	250	177
Income tax expense	(38)	(28)	(97)	(79)

Income from continuing operations	39	48	153	98
Income from discontinued operations, net of income taxes	—	—	—	168

Net income	39	48	153	266
Less: noncontrolling interest in subsidiaries net income	1	—	2	—

Net income attributable to Parent Company Equity	$38	$48	$151	$266

Amounts attributable to Parent Company Equity:
Income from continuing operations	$38	$48	$151	$98
Income from discontinued operations	—	—	—	168

Net income attributable to Parent Company Equity	$38	$48	$151	$266

See Notes to Unaudited Combined Financial Statements

TYCO FLOW CONTROL INTERNATIONAL LTD. AND THE FLOW CONTROL

BUSINESS OF TYCO INTERNATIONAL LTD.

COMBINED BALANCE SHEETS (UNAUDITED)

(in millions)

	June 29, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$224	$122
Accounts receivable trade, less allowance for doubtful accounts of $22 and $23, respectively	692	716
Inventories	864	772
Prepaid expenses and other current assets	182	180
Deferred income taxes	79	79

Total current assets	2,041	1,869
Property, plant and equipment, net	622	607
Goodwill	2,089	2,137
Intangible assets, net	114	127
Other assets	385	404

Total Assets	$5,251	$5,144

Liabilities and Parent Company Equity
Current Liabilities:
Current maturities of long-term debt, including allocated debt of nil and nil, respectively (see Note 7)	$—	$—
Accounts payable	361	336
Accrued and other current liabilities	519	532

Total current liabilities	880	868
Long-term debt, including allocated debt of $886 and $859, respectively (see Note 7)	901	876
Other liabilities	441	388

Total Liabilities	2,222	2,132

Commitments and contingencies (see Note 10)
Redeemable noncontrolling interest (see Note 12)	95	93

Parent Company Equity:
Parent company investment	2,584	2,430
Accumulated other comprehensive income	350	489

Total Parent Company Equity	2,934	2,919

Total Liabilities, Redeemable Noncontrolling Interest and Parent Company Equity	$5,251	$5,144

See Notes to Unaudited Combined Financial Statements

TYCO FLOW CONTROL INTERNATIONAL LTD. AND THE FLOW CONTROL

BUSINESS OF TYCO INTERNATIONAL LTD.

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 29, 2012	June 24, 2011
Cash Flows From Operating Activities:
Net income attributable to Parent Company Equity	$151	$266
Noncontrolling interest in subsidiaries net income	2	—
Income from discontinued operations, net of income taxes	—	(168)

Income from continuing operations	153	98
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	62	50
Goodwill impairment	—	35
Deferred income taxes	97	79
Provision for losses on accounts receivable and inventory	8	1
Other non-cash items	14	9
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	—	(37)
Inventories	(141)	(103)
Prepaid expenses and other current assets	(1)	(19)
Accounts payable	42	35
Accrued and other liabilities	(14)	(23)
Income taxes payable	(28)	(44)
Deferred revenue	2	7
Other	(25)	(17)

Net cash provided by operating activities	169	71

Net cash used in discontinued operating activities	—	(11)

Cash Flows From Investing Activities:
Capital expenditures	(86)	(52)
Proceeds from sale of fixed assets	5	3
Acquisition of businesses, net of cash acquired	—	(7)
Other	3	4

Net cash used in investing activities	(78)	(52)

Net cash provided by discontinued investing activities	—	259

Cash Flows From Financing Activities:
Allocated debt activity	27	26
Change in due to (from) Tyco and affiliates	(2)	(70)
Change in parent company investment	(10)	(261)
Transfers from discontinued operations	—	248
Other	(1)	2

Net cash provided by (used in) financing activities	14	(55)

Net cash used in discontinued financing activities		(248)

Effect of currency translation on cash	(3)	7
Net increase (decrease) in cash and cash equivalents	102	(29)
Cash and cash equivalents at beginning of year	122	146

Cash and cash equivalents at end of year	$224	$117

See Notes to Unaudited Combined Financial Statements

TYCO FLOW CONTROL INTERNATIONAL LTD. AND THE FLOW CONTROL

BUSINESS OF TYCO INTERNATIONAL LTD.

COMBINED STATEMENTS OF PARENT COMPANY EQUITY (UNAUDITED)

For the Nine Months Ended June 29, 2012 and June 24, 2011

(in millions)

	Parent Company Investment	Accumulated Other Comprehensive Income	Total Parent Company Equity
Balance as of September 24, 2010	$2,050	$587	$2,637
Comprehensive income:
Net income attributable to Parent Company Equity	266		266
Currency translation		87	87
Retirement plans		1	1

Total comprehensive income			354
Net transfers to Parent	(277)		(277)

Balance as of June 24, 2011	$2,039	$675	$2,714

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance as of September 30, 2011	$2,430	$489	$2,919
Comprehensive income:
Net income attributable to Parent Company Equity	151		151
Currency translation		(140)	(140)
Retirement plans		1	1

Total comprehensive income			12
Net transfers from Parent	3		3

Balance as of June 29, 2012	$2,584	$350	$2,934

See Notes to Unaudited Combined Financial Statements

TYCO FLOW CONTROL INTERNATIONAL LTD. AND THE FLOW CONTROL

BUSINESS OF TYCO INTERNATIONAL LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spin-Off / Merger—On September 19, 2011, Tyco International Ltd. announced that its Board of Directors approved a plan to separate Tyco International Ltd. (“Tyco” or “Parent”) into three separate, publicly traded companies (the “Spin-Off”), identifying Tyco Flow Control International Ltd. and the Flow Control Business of Tyco International (the “Company” or “Flow Control”), as one of those three companies. On March 28, 2012, Tyco announced that it entered into a definitive agreement to combine the Company with Pentair, Inc. (“Pentair”) in a tax-free, all-stock merger (“the Merger”), immediately following the spin-off of the flow control business. Upon completion of the Merger, which has been unanimously approved by the Boards of both companies, Tyco shareholders are expected to own approximately 52.5% of the combined company and Pentair shareholders are expected to own approximately 47.5%.

Completion of the separation transactions, including the Merger, is subject to regulatory approvals and customary closing conditions. The distributions, the merger and related transactions are collectively referred to herein as the “2012 Separation”. The Spin-Off is expected to be completed by the end of the third calendar quarter of 2012 through a tax-free pro rata distribution of all of the equity interest in the flow control business to Tyco shareholders. Upon completion of the 2012 Separation, Tyco Flow Control International Ltd. will become the publicly traded company holding all of the Flow Control and Pentair assets.

Effective September 14, 2012, Tyco Flow Control International Ltd. changed its corporate name to Pentair Ltd. Such change is not reflected in the notes to the Combined Financial Statements as they relate to the quarter and nine months ended June 29, 2012 and June 24, 2011.

Basis of Presentation—The Combined Financial Statements include the operations, assets and liabilities of Tyco Flow Control International Ltd., the entity that will be used to effect the separation from Tyco. The Combined Financial Statements also include the combined operations, assets and liabilities of the Flow Control Business of Tyco which are comprised of the legal entities that will be owned by Tyco Flow Control International Ltd. at the time of the Spin-Off. The Combined Financial Statements have been prepared in United States dollars (“USD”), in accordance with generally accepted accounting principles in the United States (“GAAP”). The Combined Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods. The results reported in these Combined Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited Combined Financial Statements included in our Post-Effective Amendment to the Registration Statement on Form S-1 (the “Form S-1”) previously filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2012.

Additionally, the Combined Financial Statements do not necessarily reflect what the Company’s combined results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly traded company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying Combined Financial Statements. General corporate overhead, debt and related interest expense have been allocated by Tyco to the Company. Management believes such allocations are reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly traded company for the periods presented or amounts that will be incurred by the Company in the future. Note 7 (“Debt”) provides further information regarding debt related allocations and Note 8 (“Related Party Transactions”) provides further information regarding allocated expenses.

References in the notes to the Combined Financial Statements to 2012 and 2011 are to the Company’s fiscal quarters ending June 29, 2012 and June 24, 2011, respectively, unless otherwise indicated.

The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2012 will be a 52-week year, whereas fiscal year 2011 was a 53-week year.

Recently Issued Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the Combined Statements of Parent Company Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company’s Combined Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance must be applied retrospectively and is effective for the Company in the first quarter of fiscal year 2013.

In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosures related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information including the significant multi-employer plans in which the Company participates, the level of the Company’s participation and contributions and the financial health and indication of funded status, which will provide users of financial statements with a better understanding of the employer’s involvement in multi-employer benefit plans. The guidance must be applied retrospectively and is effective for the Company for the fiscal year 2012 annual period, with early adoption permitted. The Company is currently assessing what impact, if any, the guidance will have on its annual disclosures.

In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not, defined as having a likelihood of more than fifty percent, that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance is effective for the Company for interim and annual impairment testing beginning in the first quarter of fiscal year 2013.

2. DIVESTITURES

The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Divestitures

Fiscal Years 2012 and 2011

During the quarter ended June 29, 2012, the Company sold assets of its Thermal Control Germany business. The sale was completed for approximately $1 million in cash proceeds and a pre-tax loss of $6 million was recorded in restructuring, asset impairments and divestiture charges, net in the Company’s Combined Statements of Operations for the quarter and nine months ended June 29, 2012.

The Company did not dispose of any businesses during the quarter and nine months ended June 24, 2011.

Discontinued Operations

Fiscal Years 2012 and 2011

During the quarter and nine months ended June 29, 2012, there were no businesses which met the criteria to be presented as discontinued operations.

During the quarter ended June 24, 2011, there were no businesses which met the criteria to be presented as discontinued operations. On September 30, 2010, the Company sold its European water business, which was part of the Company’s Water and Environmental systems business. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $171 million was recorded, which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company’s Combined Statement of Operations for the nine months ended June 24, 2011.

Net revenue, pre-tax loss from discontinued operations, pre-tax income on sale of discontinued operations, income tax benefit and income from discontinued operations, net of income taxes are as follows ($ millions):

For the Nine Months Ended
June 24, 2011
Net revenue	$3

Pre-tax loss from discontinued operations	$(5)
Pre-tax income on sale of discontinued operations	171
Income tax benefit	2

Income from discontinued operations, net of income taxes	$168

There were no material pending divestitures as of June 29, 2012 and September 30, 2011.

3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES, NET

From time to time, the Company will initiate various restructuring actions which result in employee severance, facility exit and other restructuring costs as described below.

The Company recorded restructuring and asset impairment charges, net by program and classified these in the Combined Statement of Operations as follows ($ in millions):

	For the Quarter Ended June 29, 2012	For the Quarter Ended June 24, 2011	For the Nine Months Ended June 29, 2012	For the Nine Months Ended June 24, 2011
2012 actions	$11	$—	$13	$—
2011 program	—	3	—	8
2009 program	1	—	—	—

Total restructuring and asset impairment charges, net	$12	$3	$13	$8

Charges reflected in selling, general and administrative (“SG&A”)	$—	$—	$—	$(1)
Charges reflected in restructuring, asset impairment and divestiture charges, net	$12	$3	$13	$9

2012 Actions

Restructuring and asset impairment charges, net, during the quarter and nine months ended June 29, 2012 are as follows ($ in millions):

	For the Quarter Ended June 29, 2012
	Employee Severance and Benefits	Facility and Other Charges	Total
Valves & Controls	$—	$1	$1
Thermal Controls	1	—	1
Water & Environmental Systems	5	4	9

Total	$6	$5	$11

	For the Nine Months Ended June 29, 2012
	Employee Severance and Benefits	Facility and Other Charges	Total
Valves & Controls	$1	$1	$2
Thermal Controls	1	—	1
Water & Environmental Systems	6	4	10

Total	$8	$5	$13

The rollforward of the reserves from September 30, 2011 to June 29, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$—
Charges	13
Utilization	(3)

Balance as of June 29, 2012	$10

2011 Program

The Company did not incur restructuring and asset impairment charges during the quarter ended June 29, 2012. Restructuring and asset impairment charges, net, during the quarter ended June 24, 2011 and the nine months ended June 29, 2012 and June 24, 2011 are as follows ($ in millions):

For the Quarter Ended June 24, 2011
Employee Severance and Benefits
Valves & Controls	$1
Thermal Controls	2

Total	$3

	For the Nine Months Ended June 29, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Valves & Controls	$—	$1	$1
Thermal Controls	(1)	—	(1)

Total	$(1)	$1	$—

	For the Nine Months Ended June 24, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Valves & Controls	$2	$2	$(1)	$3
Thermal Controls	2	—	—	2
Water & Environmental Systems	3	—	—	3

Total	$7	$2	$(1)	$8

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2011 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Valves & Controls	$3	$4	$(1)	$6
Thermal Controls	1	—	—	1
Water & Environmental Systems	4	—	—	4

Total	$8	$4	$(1)	$11

The rollforward of the reserves from September 30, 2011 to June 29, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$6
Charges	1
Reversals	(1)
Utilization	(2)

Balance as of June 29, 2012	$4

2009 Program

The Company continues to maintain restructuring reserves related to the 2009 program. The total amount of these reserves were $1 million and $2 million as of June 29, 2012 and September 30, 2011, respectively. Restructuring charges during the quarter ended June 29, 2012 were $1 million. Restructuring charges during the nine months ended June 29, 2012 and the quarter and nine months ended June 24, 2011 were not material. The decrease in the reserves is primarily due to cash utilization of $1 million.

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Revenue	Charges Reflected in SG&A	Total
Valves & Controls	$15	$11	$—	$(1)	$25
Thermal Controls	5	1	—	—	6
Water & Environmental Systems	5	2	—	—	7
Corporate	5	(3)	4	—	6

Total	$30	$11	$4	$(1)	$44

Total Restructuring Reserves

As of June 29, 2012 and September 30, 2011, restructuring reserves related to all programs were included in the Company’s Combined Balance Sheets as follows ($ in millions):

	As of June 29, 2012	As of September 30, 2011
Accrued and other current liabilities	$15	$8

4. ACQUISITIONS

Fiscal Year 2012

During the quarter and nine months ended June 29, 2012, there were no acquisitions made by the Company.

Fiscal Year 2011

During the quarter and nine months ended June 24, 2011, cash paid for acquisitions included in continuing operations totaled nil and $7 million, respectively. The acquisition of Supavac was made by the Company’s Water and Environmental segment during the second quarter of fiscal year 2011. Supavac is a manufacturer of vacuum loading solids pumps for management of concentrates and residues.

5. INCOME TAXES

The Company’s operating results have been included in Tyco’s various consolidated U.S. federal and state income tax returns, as well as included in many of Tyco’s tax filings for non-U.S. jurisdictions. For purposes of the Company’s Combined Financial Statements, income tax expense and deferred tax balances have been recorded as if it filed tax returns on a stand-alone basis separate from Tyco. Additionally, the carve-out financial statements reflect the Company as having the same historic structure of Tyco as a Swiss based company. At the time of the proposed Spin-Off, the Company will be Swiss domiciled. The Separate Return method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a separate taxpayer and a stand-alone enterprise for the periods presented.

Tyco Flow Control International Ltd. a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax. At the federal level, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are exempt from Swiss federal income tax. Consequently, Tyco Flow Control International Ltd. expects dividends from its subsidiaries and capital gains from sales of investments in its subsidiaries to be exempt from Swiss federal income tax.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004—2011
Canada	2002—2011
France	2008—2011
Germany	1998—2011
Italy	2004—2011
Switzerland	2002—2011
United States	1997—2011

The unrecognized tax benefits were reduced by $1 million and $5 million during the quarter and nine months ended June 29, 2012, primarily as a result of audit settlements. The Company does not anticipate the total amount of the unrecognized tax benefits to change significantly within the next twelve months.

At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 29, 2012, the Company had recorded deferred tax assets of $127 million, which is comprised of $429 million of gross deferred tax assets net of $302 million valuation allowances.

Undistributed Earnings of Subsidiaries

Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, since the earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

Tax Sharing Agreement and Other Income Tax Matters

In connection with Tyco Flow Control International Ltd.’s separation from Tyco, Tyco Flow Control International Ltd. expects to enter into a tax sharing agreement with Tyco and The ADT Corporation (the “2012 Tax Sharing Agreement”) that will govern the rights and obligations of Tyco Flow Control International Ltd., Tyco and The ADT Corporation for certain pre-Spin-Off tax liabilities, including Tyco’s obligations under the tax sharing agreement that Tyco, Covidien Public Limited Company (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007 (the “2007 Tax Sharing Agreement”). Tyco Flow Control International Ltd. expects that the 2012 Tax Sharing Agreement will provide that Tyco Flow Control International Ltd., Tyco and The ADT Corporation will share (i) certain pre-Spin-Off income tax liabilities that arise from adjustments made by tax authorities to Tyco Flow Control International Ltd.’s, Tyco’s and The ADT Corporation’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”).

In the event the pro-rata distribution of 100% of the outstanding common shares of Tyco Flow Control to Tyco’s shareholders in the form of a special dividend out of Tyco’s qualifying contributed surplus (the “Distribution”), the spin-off of The ADT Corporation, or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken after the Spin-Off by Tyco Flow Control International Ltd., The ADT Corporation or Tyco, the party responsible for such failure would be responsible for all taxes imposed on Tyco Flow Control International Ltd., The ADT Corporation or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the spin-off of The ADT Corporation, or any internal transaction is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Spin-Off by Tyco Flow Control International Ltd., The ADT Corporation or Tyco, then Tyco Flow Control International Ltd., The ADT Corporation and Tyco would be responsible for any Distribution Taxes imposed on Tyco Flow Control International Ltd., The ADT Corporation or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. The ADT Corporation will have sole responsibility for any income tax liability arising as a result of Tyco’s acquisition of Brink’s Home Security Holdings, Inc. (“BHS”) in May 2010, including any liability of BHS under the tax sharing agreement between BHS and The Brink’s Company dated October 31, 2008 (collectively, the “BHS Tax Liabilities”). Costs and expenses associated with the management of these Shared Tax Liabilities, Distribution Taxes and BHS Tax Liabilities will generally be shared 20% by Tyco Flow Control International Ltd., 27.5% by The ADT Corporation and 52.5% by

Tyco. Tyco Flow Control International Ltd. is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and The ADT Corporation are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.

The 2012 Tax Sharing Agreement is also expected to provide that, if any party were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, Tyco Flow Control International Ltd. could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, Tyco Flow Control International Ltd. may be obligated to pay amounts in excess of our agreed-upon share of its, Tyco’s and The ADT Corporation’s tax liabilities.

6. GOODWILL AND INTANGIBLE ASSETS

Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company’s forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company’s overall market capitalization.

In the first quarter of 2011, the Company changed its reporting units of its Water & Environmental Systems segment. As a result, the Company assessed the recoverability of the long-lived assets of each of the segment’s two reporting units. The Company concluded that the carrying amounts of its long-lived assets were recoverable. Subsequently, the Company performed the first step of the goodwill impairment test for the reporting units of our Water & Environmental Systems segment.

To perform the first step of the goodwill impairment test, the Company compared the carrying amounts of the reporting units to their estimated fair values. Fair value for each reporting unit was determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital of market participants. The results of the first step of the goodwill impairment test indicated there was a potential impairment of goodwill in the Systems reporting unit only, as the carrying amount of the reporting unit exceeded its respective fair value. As a result, the Company performed the second step of the goodwill impairment test for this reporting unit by comparing the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. The results of the second step of the goodwill impairment test indicated that the implied goodwill amount was less than the carrying amount of goodwill for the Systems reporting unit. Accordingly, the Company recorded a non-cash impairment charge of $35 million which was recorded in goodwill impairment in the Company’s Combined Statement of Operations for the nine months ended June 24, 2011.

The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 30, 2011	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of June 29, 2012
Valves & Controls
Gross Goodwill	$1,545	$(1)	—	$(33)	$1,511
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,545	(1)	—	(33)	1,511

Thermal Controls
Gross Goodwill	313	—	(1)	(7)	305
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	313	—	(1)	(7)	305

Water & Environmental Systems
Gross Goodwill	314	—	—	(6)	308
Impairments	(35)	—	—	—	(35)

Carrying Amount of Goodwill	279	—	—	(6)	273

Total
Gross Goodwill	2,172	(1)	(1)	(46)	2,124
Impairments	(35)	—	—	—	(35)

Carrying Amount of Goodwill	$2,137	$(1)	$(1)	$(46)	$2,089

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Impairments	Divestitures	Currency Translation	As of September 30, 2011
Valves & Controls
Gross Goodwill	$1,281	$249	$—	$—	$15	$1,545
Impairments	—	—	—	—	—	—

Carrying Amount of Goodwill	1,281	249	—	—	15	1,545

Thermal Controls
Gross Goodwill	307	—	—	—	6	313
Impairments	—	—	—	—	—	—

Carrying Amount of Goodwill	307	—	—	—	6	313

Water & Environmental Systems
Gross Goodwill	320	3	—	(14)	5	314
Impairments	—	—	(35)	—	—	(35)

Carrying Amount of Goodwill	320	3	(35)	(14)	5	279

Total
Gross Goodwill	1,908	252	—	(14)	26	2,172
Impairments	—	—	(35)	—	—	(35)

Carrying Amount of Goodwill	$1,908	$252	$(35)	$(14)	$26	$2,137

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 29, 2012 and September 30, 2011.

	June 29, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$85	$14	$87	$5
Intellectual property	74	37	89	50
Other	6	5	6	5

Total	$165	$56	$182	$60

Non-Amortizable	$5		$5

Intangible asset amortization expense for the quarters ended June 29, 2012 and June 24, 2011 was $4 million and $1 million, respectively. Intangible asset amortization expense for the nine months ended June 29, 2012 and June 24, 2011 was $11 million and $3 million, respectively. As of June 29, 2012, the weighted-average amortization period for contracts and related customer relationships, intellectual property, other and total intangible assets were 11 years, 27 years, 26 years and 17 years, respectively.

The estimated aggregate amortization expense on intangible assets is expected to be approximately $3 million for the remainder of 2012, $11 million for 2013, $10 million for 2014, $10 million for 2015, $10 million for 2016 and $65 million for 2017 and thereafter.

7. DEBT

Debt as of June 29, 2012 and September 30, 2011 is as follows ($ in millions):

	June 29, 2012	September 30, 2011
Current maturities of long-term debt:
Allocated debt	$—	$—

Long-term debt:
Allocated debt	886	859
Capital lease obligations	15	17

Total long-term debt	901	876

Total debt	$901	$876

Tyco used a centralized approach to cash management and financing of its operations excluding debt directly incurred by any of its businesses, such as capital lease obligations. Accordingly, Tyco’s consolidated debt and related interest expense, exclusive of amounts incurred directly by the Company, have been allocated to the Company based on an assessment of the Company’s share of external debt using historical data. Interest expense was allocated in the same proportions as debt and includes the impact of interest rate swap agreements designated as fair value hedges. For the quarters ended June 29, 2012 and June 24, 2011, Tyco has allocated to the Company interest expense of $13 million and $11 million, respectively. For the nine months ended June 29, 2012 and June 24, 2011, Tyco has allocated to the Company interest expense of $37 million and $34 million, respectively. The fair value of the Company’s allocated debt was $1,049 million and $996 million as of June 29, 2012 and September 30, 2011, respectively. The fair value of its debt was allocated in the same proportions as Tyco’s external debt.

Management believes the allocation basis for debt and interest expense is reasonable based on an assessment of historical data. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods presented. The Company or an affiliate expects to issue third-party debt based on an anticipated initial post-separation capital structure for the Company. The amount of debt which could be issued may materially differ from the amounts presented herein.

8. RELATED PARTY TRANSACTIONS

Cash Management—Tyco used a centralized approach to cash management and financing of operations. The Company’s cash was available for use and was regularly “swept” by Tyco at its discretion. Transfers of cash both to and from Tyco are included within parent company investment on the Combined Statements of Parent Company Equity. The main components of the net transfers (to)/from Parent are cash pooling and general financing activities, cash transfers for acquisitions, divestitures, investments and various allocations from Tyco.

Trade Activity—Accounts receivable includes $2 million and $3 million of receivables from Tyco affiliates as of June 29, 2012 and September 30, 2011, respectively. These amounts primarily relate to sales of certain products which totaled $3 million and $4 million for the quarters ended June 29, 2012 and June 24, 2011, respectively, and $8 million and $14 million for the nine months ended June 29, 2012 and June 24, 2011, respectively. Associated with the sale of these products were cost of revenue of $2 million and $3 million for the quarters ended June 29, 2012 and June 24, 2011, respectively, and $6 million and $11 million for the nine months ended June 29, 2012 and June 24, 2011, respectively.

Service and Lending Arrangement with Tyco Affiliates—The Company has various debt and cash pool agreements with Tyco affiliates, which are executed outside of the normal Tyco centralized approach to cash management and financing of operations. Other assets include $114 million and $122 million of receivables from Tyco affiliates as of June 29, 2012 and September 30, 2011, respectively. Accrued and other current liabilities include $32 million of payables to Tyco affiliates as of both June 29, 2012 and September 30, 2011, respectively. Other liabilities include $31 million and $41 million of payables to Tyco affiliates as of June 29, 2012 and September 30, 2011, respectively.

Additionally, the Company, Tyco and its affiliates pay for expenses on behalf of each other. Accrued and other current liabilities include $13 million and $11 million of payables to Tyco and its affiliates as of June 29, 2012 and September 30, 2011, respectively.

Interest Income, Net—The Company recognized no interest expense and $2 million and $1 million of interest income associated with the lending arrangements with Tyco affiliates for the quarters ended June 29, 2012 and June 24, 2011, respectively. The Company recognized nil and $1 million of interest expense and $5 million and $4 million of interest income associated with the lending arrangements with Tyco affiliates for the nine months ended June 29, 2012 and June 24, 2011, respectively.

Debt and Related Items—The Company was allocated a portion of Tyco’s consolidated debt and interest expense. Note 7 (“Debt”) provides further information regarding these allocations.

Insurable Liabilities—In fiscal year 2011 and fiscal year 2012, the Company was insured for workers’ compensation, property, product, general and auto liabilities by a captive insurance company that was wholly-owned by Tyco. Tyco has insurance for losses in excess of the captive insurance company policies’ limits through third-party insurance companies. The Company paid a premium in each year to obtain insurance coverage during these periods. Premiums expensed by the Company were $1 million and $3 million for the quarters ended June 29, 2012 and June 24, 2011, respectively. Premiums expensed by the Company were $5 million and $7 million for the nine months ended June 29, 2012 and June 24, 2011, respectively. These amounts are included in the selling, general and administrative expenses in the Combined Statements of Operations for the quarter and nine months ended June 29, 2012 and June 24, 2011.

The Company maintains liabilities related to workers’ compensation, property, product, general and auto liabilities. As of June 29, 2012 and September 30, 2011, the Company had recorded $5 million and $5 million, respectively, in accrued and other current liabilities and $15 million and $16 million, respectively, in other liabilities in the Combined Balance Sheets with offsetting insurance assets of the same amount due from Tyco.

Allocated Expenses—The Company was allocated corporate overhead expenses from Tyco for corporate related functions based on the relative proportion of either the Company’s headcount or net revenue to Tyco’s consolidated headcount or net revenue. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During the quarters ended June 29, 2012 and June 24, 2011, the Company was allocated $10 million and $14 million, respectively, of general corporate expenses incurred by Tyco. During the nine months ended June 29, 2012 and June 24, 2011, the Company was allocated $34 million and $41 million, respectively, of general corporate expenses incurred by Tyco. These amounts are included within selling, general and administrative expenses in the Combined Statements of Operations for the quarters and nine months ended June 29, 2012 and June 24, 2011.

Management believes the assumptions and methodologies underlying the allocations of general corporate overhead from Tyco are reasonable. However, such expenses may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly traded company or the amounts that will be incurred by the Company in the future. As a result, the financial information herein may not necessarily reflect the combined financial position, results of operations and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly traded company during the periods presented.

9. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 29, 2012. The fair value of derivative financial instruments was not material to any of the periods presented. See Note 7 (“Debt”) for the information relating to the fair value of debt.

10. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company is involved in environmental remediation and legal proceedings related to its current business and, pursuant to certain indemnification obligations, related to a formerly owned business (Mueller). The Company is responsible, or alleged to be responsible, for ongoing environmental investigation and remediation of sites in several countries. These sites are in various stages of investigation and/or remediation and at some of these sites its liability is considered de minimis. The Company has received notification from the U.S. Environmental Protection Agency (“EPA”), and from similar state and non-U.S. environmental agencies, that several sites formerly or currently owned and/or operated by the Company, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where the Company has been identified as a potentially responsible party under U.S. federal, state and/or non-U.S. environmental laws and regulations.

The Company’s accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In the Company’s opinion, the total amount accrued is appropriate based on facts and circumstances as currently known. Based upon the Company’s experience, current information regarding known contingencies and applicable laws, the Company concluded that it is probable that it would incur remedial costs in the range of approximately $10 million to $33 million as of June 29, 2012. As of June 29, 2012, the Company concluded that the best estimate within this range is approximately $14 million, of which $9 million is included in accrued and other current liabilities and $5 million is included in other liabilities in the Combined Balance Sheet. The Company does not anticipate that these environmental conditions will have a material adverse effect on its combined financial position, results of operations or cash flows. However, unknown conditions or new details about existing conditions may give rise to environmental liabilities that could have a material adverse effect on the Company in the future.

Asbestos Matters

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company’s strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future.

As of June 29, 2012, there were approximately 1,600 lawsuits pending against the Company, its subsidiaries or entities for which the Company had assumed responsibility. Each lawsuit typically includes several claims, and the Company has approximately 2,200 claims outstanding as of June 29, 2012. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect the Company’s current estimate of the number of viable claims made against it, its affiliates, or entities for which it has assumed responsibility in connection with acquisitions or divestitures.

Annually, during the Company’s third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. The Company’s estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company’s historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company’s legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company’s annual valuation process in the third quarter of fiscal year 2012, the Company determined that a look-back period of three years was more appropriate than a five-year period because the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company’s decision to revise its look-forward period was primarily based on improvements in the consistency of observable data and the Company’s more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the combined financial statements on an undiscounted basis.

The Company’s estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, and the solvency and creditworthiness of insurers.

As a result of the activity described above, the Company recorded a net charge of $13 million during the quarter ended June 29, 2012. As of June 29, 2012, the Company’s estimated net liability of $12 million was recorded within the Company’s Combined Balance Sheet as a liability for pending and future claims and related defense costs of $76 million, and separately as an asset for insurance recoveries of $64 million. Similarly, as of September 30, 2011, the Company’s estimated net liability of $3 million was recorded within the Company’s Combined Balance Sheet as a liability for pending and future claims and related defense costs of $27 million, and separately as an asset for insurance recoveries of $24 million.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company’s strategies for resolving its asbestos claims and currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company’s liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s calculations vary significantly from actual results.

Income Tax Matters

As discussed above in Note 5 (“Income Taxes”), the 2012 Tax Sharing Agreement will govern the rights and obligations of Tyco Flow Control International Ltd., Tyco and The ADT Corporation for certain tax liabilities with respect to periods or portions thereof ending on or before the date of the Spin-Off. Tyco Flow Control International Ltd. is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and The ADT Corporation are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.

With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Tyco has recorded a liability of $406 million as of June 29, 2012 which it has assessed and believes is adequate to cover the payments that Tyco may be required to make under the 2007 Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments.

With respect to adjustments raised by the IRS, although Tyco has resolved a substantial number of these adjustments, a few significant items remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt issued during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which may occur as soon as within the next three months. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement. To the extent Tyco Flow Control International Ltd., is responsible for any Shared Tax Liability or Distribution Tax, there could be a material adverse impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.

Compliance Matters

As disclosed in Tyco’s periodic filings, Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco’s subsidiaries (including subsidiaries of the Company) in recent years. Tyco has reported to the Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that Tyco has taken in response to these and other allegations and Tyco’s internal investigations, including retaining outside counsel to perform a baseline review of Tyco’s policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act (“FCPA”). Tyco has continued to investigate and make periodic progress reports to these agencies regarding Tyco’s compliance efforts and Tyco’s follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by Tyco in the course of Tyco’s ongoing compliance activities. In February 2010, Tyco initiated discussions with the DOJ and SEC aimed at resolving these matters, including matters that pertain to subsidiaries of the Company. These discussions remain ongoing. The Company has recorded its best estimate of potential loss related to these matters. However, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, and the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on its financial position, results of operations or cash flows.

In addition to the matters described above, from time to time, the Company is subject to disputes, administrative proceedings and other claims arising out of the normal conduct of its business. These matters generally relate to disputes arising out of the use or installation of its products, product liability litigation, personal injury claims, commercial and contract disputes and employment related matters. On the basis of information currently available to it, management does not believe that existing proceedings and claims will have a material impact on the Company’s Combined Financial Statements. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.

11. RETIREMENT PLANS

Defined Benefit Pension Plans—The Company sponsors a number of retirement plans. The following disclosures exclude the impact of plans which are not material individually and in the aggregate. The net periodic benefit cost for the Company’s material U.S. defined pension plans was not material for the quarter and nine months ended June 29, 2012 and June 24, 2011.

The following disclosure pertains to the Company’s material non-U.S. defined benefit pension plans. The net periodic benefit cost for the Company’s material non-U.S. defined pension plans is as follows ($ in millions):

	For the Quarter Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Service cost	$1	$1	$3	$3
Interest cost	4	3	10	9
Expected return on plan assets	(3)	(3)	(10)	(9)
Amortization of net actuarial loss	—	1	1	1
Settlement gain recognized	—	(1)	—	(1)

Net periodic benefit cost	$2	$1	$4	$3

The estimated net actuarial loss for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the current fiscal year is expected to be $2 million.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2012 of $15 million for non-U.S. plans. During the quarter and nine months ended June 29, 2012, the Company made required contributions of $4 million and $13 million, respectively, to its non-U.S. pension plans.

Postretirement Benefit Plans—Net periodic benefit cost was not material for both periods.

12. REDEEMABLE NONCONTROLLING INTEREST

Noncontrolling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable noncontrolling interests. The Company accretes changes in the redemption value through noncontrolling interest in subsidiaries net income attributable to the noncontrolling interest over the period from the date of issuance to the earliest redemption date. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company’s Combined Balance Sheet at the greater of the initial carrying amount increased or decreased for the noncontrolling interest’s share of net income or loss or its redemption value.

Redeemable noncontrolling interest primarily relates to the Company’s acquisition of a 75% ownership interest in KEF Holdings Ltd. (“KEF”) in the fourth quarter of fiscal year 2011. The remaining 25% interest is held by a noncontrolling interest stakeholder. In connection with the acquisition of KEF, the Company and the noncontrolling interest stakeholder have a call and put arrangement, respectively, for the Company to acquire the remaining 25% ownership which becomes exercisable beginning the first full fiscal quarter following the third anniversary of the KEF closing date of June 29, 2011.

The rollforward of redeemable noncontrolling interest from September 30, 2011 to June 29, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$93
Net loss	(3)
Adjustments to redemption value	5

Balance as of June 29, 2012	$95

13. SHARE PLANS

During the quarter ended December 30, 2011, Tyco issued its annual share-based compensation grants to the Company’s employees. The total number of awards issued was approximately 0.6 million, of which 0.3 million were share options, 0.2 million were restricted unit awards and 0.1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics of Tyco, which are determined by the Compensation and Human Resources Committee of Tyco’s Board of Directors. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $12.40, $44.32 and $49.42, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 36%, a risk free interest rate of 1.46%, an expected annual dividend per share of $1.00 and an expected option life of 5.7 years.

During the quarter ended December 24, 2010, Tyco issued its annual share-based compensation grants to the Company’s employees. The total number of awards issued was approximately 0.7 million, of which 0.4 million were share options, 0.2 million were restricted unit awards and 0.1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics of Tyco, which are determined by the Compensation and Human Resources Committee of Tyco’s Board of Directors. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $9.05, $37.29 and $41.95, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 33%, a risk free interest rate of 1.22%, an expected annual dividend per share of $0.84 and an expected option life of 5.1 years.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows ($ in millions):

	Currency Translation Adjustments(1)	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 24, 2010	$652	$(65)	$587
Pre-tax current period change	213	1	214
Divestiture of businesses	(126)	—	(126)

Balance as of June 24, 2011	$739	$(64)	$675

	Currency Translation Adjustments(1)	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2011	$556	$(67)	$489
Pre-tax current period change	(140)	1	(139)

Balance as of June 29, 2012	$416	$(66)	$350

(1)

During the nine months ended June 29, 2012 and June 24, 2011, nil and $126 million of cumulative translation gain, respectively, were transferred from currency translation adjustments as a result of the sale of non-U.S. entities. Of these amounts, nil and $126 million, respectively, are included in income from discontinued operations, net of income taxes in the Combined Statements of Operations.

Other

The Company had $1.0 billion and $1.2 billion of intercompany loans designated as permanent in nature as of June 29, 2012 and September 30, 2011, respectively. For the nine months ended June 29, 2012 and June 24, 2011, the Company recorded a $20 million cumulative translation loss and an $87 million cumulative translation gain, respectively, through accumulated other comprehensive income related to these loans.

15. COMBINED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company, from time to time, may realign businesses and management responsibility within its operating segments based on considerations such as opportunity for market or operating synergies and/or to more fully leverage existing capabilities and enhance development for future products and services. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net revenue (1)
Valves & Controls	$605	$577	$1,771	$1,552
Thermal Controls	176	178	612	517
Water & Environmental Systems	202	175	524	495

Total	$983	$930	$2,907	$2,564

(1)	Revenue by operating segment excludes intercompany transactions. No single customer represents more than 10% of net revenue.

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Operating income (loss)
Valves & Controls	$85	$78	$224	$184
Thermal Controls	18	15	99	78
Water & Environmental Systems (1)	14	14	33	3
Corporate	(30)	(22)	(77)	(61)

Total	$87	$85	$279	$204

(1)	Operating income includes a goodwill impairment charge of $35 million for the nine months ended June 24, 2011.

16. INVENTORY

Inventories consisted of the following ($ in millions):

	June 29, 2012	September 30, 2011
Purchased materials and manufactured parts	$392	$347
Work in process	136	130
Finished goods	336	295

Inventories	$864	$772

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

17. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following ($ in millions):

	June 29, 2012	September 30, 2011
Land	$96	$97
Buildings and leasehold improvements	325	346
Machinery and equipment	863	860
Property under capital leases(1)	1	2
Construction in progress	74	41
Accumulated depreciation(2)	(737)	(739)

Property, plant and equipment, net	$622	$607

(1)	Property under capital leases consists primarily of buildings.
(2)	Accumulated amortization of capital lease assets was nil and $1 million as of June 29, 2012 and September 30, 2011.

18. GUARANTEES

In certain situations, Tyco has guaranteed the Company’s performance to third parties or has provided financial guarantees for financial commitments of the Company. Tyco and the Company intend to obtain releases from these guarantees in connection with the Spin-Off. In situations where the Company and Tyco are unable to obtain a release, the Company will indemnify Tyco for any losses it suffers as a result of such guarantees.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to reasonably estimate the potential liability due to the inchoate and unknown nature of these potential liabilities. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

The changes in the carrying amount of the Company’s warranty accrual from September 30, 2011 to June 29, 2012 were as follows ($ in millions):

Balance as of September 30, 2011	$18
Warranties issued	5
Change in estimates	(1)
Settlements	(4)
Currency translation adjustment	(1)

Balance as of June 29, 2012	$17

19. SUBSEQUENT EVENTS

On August 10, 2012, the Iran Threat Reduction and Syria Human Rights Act (the “Act”) was passed into law in the U.S. The Act expands the scope of U.S. sanctions against Iran and places tighter restrictions on companies that indirectly transact business with Iran through non-U.S. subsidiaries. Although the Company’s policy since March 2010 has been to cease all business dealings with Iran, in connection with the Company’s recent acquisition of a business in the Middle East, it acquired orders from Iranian entities that have been in runoff since the acquisition. As a result of the Act, the Company no longer expects to fulfill all remaining orders and expects to impair some or all of the inventory associated with these orders. Although the Company continues to assess the impact of the Act, it does not expect such impairments to have a material adverse impact on its financial position, results of operations or cash flows.

In connection with the Distribution and the Merger Tyco Flow Control International Finance S.A., a subsidiary of Tyco Flow Control International Ltd., priced an offering of $900 million of its senior notes on September 10, 2012 that will be guaranteed by Tyco Flow Control International Ltd. The offering is expected to close on September 24, 2012. The net proceeds from the issuance of the senior notes will be held in escrow until the completion of the Merger. Tyco Flow Control International Ltd. plans to use the net proceeds from the issuance of the unsecured senior notes to repay $500 million of Pentair’s senior unsecured notes and to make a cash payment (not to exceed $500 million) to repay the intercompany note entered into in connection with the Distribution and the Merger.

A Special General Meeting of Tyco shareholders was concluded on September 17, 2012 in Schaffhausen, Switzerland approving by the requisite vote the Distribution. Previously, on September 14, 2012, a special meeting of Pentair shareholders approved the Merger by the affirmative vote of a majority of Pentair shares entitled to vote.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our combined financial statements and related notes included in this quarterly report on Form 10-Q (the “Quarterly Report”). The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

On September 19, 2011, Tyco announced plans for the complete legal and structural separation of its flow control business from Tyco. On March 28, 2012, Tyco announced that it, Tyco Flow Control International Ltd., Panthro Acquisition Co. (“Panthro Acquisition”), a wholly-owned subsidiary of Tyco Flow Control International Ltd., and Panthro Merger Sub Inc. (“Panthro Merger Sub”), a wholly-owned subsidiary of Panthro Acquisition, had entered into a Merger Agreement dated as of March 27, 2012 among Tyco, Tyco Flow Control International Ltd., Panthro Acquisition, Panthro Merger Sub and Pentair (the “Merger Agreement”), providing that immediately following the Distribution and on the terms and subject to the other conditions of the Merger Agreement, Panthro Merger Sub will merge with and into Pentair, with Pentair surviving the Merger as a wholly owned indirect subsidiary of Tyco Flow Control. Effective September 14, 2012, Tyco Flow Control International Ltd. changed its corporate name to Pentair Ltd. (hereinafter referred to as “Tyco Flow Control,” the “Company” or “we”).

The spin-off will be completed through the pro rata distribution of Tyco Flow Control shares to Tyco shareholders as of the record date. After giving effect to the spin-off and the Merger (collectively, the “Transactions”), Tyco shareholders as of the record date and their transferees will own approximately 52.5% of the common shares of Tyco Flow Control on a fully-diluted basis (excluding treasury shares). Tyco Flow Control will operate as an independent, publicly traded company that combines Tyco’s flow control business and Pentair’s business.

Prior to the spin-off, Tyco will complete certain internal transactions as described under the heading “The Separation and Distribution Agreement and the Ancillary Agreements” in our Form S-1. Additionally, Tyco Flow Control and Tyco expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, the 2012 Tax Sharing Agreement and certain other commercial arrangements, which are also described under the heading “The Separation and Distribution Agreement and the Ancillary Agreements” in our Form S-1. Completion of the Transactions is subject to certain conditions, as described in “The Merger Agreement” and “The Separation and Distribution Agreement and the Ancillary Agreements—The Separation and Distribution Agreement—Conditions and Termination” in our Form S-1.

The combined financial statements for Tyco Flow Control reflect all of the assets, liabilities, revenue and expenses directly associated with Tyco’s management and operation of its flow control business. In addition, certain general corporate overhead, other expenses and debt and related interest expense have been allocated by Tyco to Tyco Flow Control. Management believes such allocations are reasonable; however, they may not be indicative of the actual debt or expenses that Tyco Flow Control would have incurred had it been operating as an independent, publicly traded company for the periods presented, nor are they indicative of the costs that we will incur in the future. As a result, our financial statements may not be indicative of the financial position, results of operations and cash flows that we would have achieved had we operated as an independent entity for the periods presented. Tyco Flow Control has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2012 will be a 52-week year, while fiscal year 2011 was a 53-week year.

Executive Overview

Our Company

We are a global leader in the industrial flow control market. We specialize in the design, manufacture and servicing of highly engineered valves, actuation & controls, electric heat management solutions, and water transmission and distribution products. Our broad portfolio of products and services serves flow control needs primarily across the general process, oil & gas, water, power generation and mining industries. Our net revenue and operating income for the quarter ended June 29, 2012 were $983 million and $87 million, respectively. Our net revenue and operating income for the nine months ended June 29, 2012 were $2.9 billion and $279 million, respectively.

We conduct our business through three reportable segments:

•

Our Valves & Controls segment is one of the world’s largest manufacturers of valves, actuators and controls. The segment’s leading products, services and solutions address many of the most challenging flow applications in the general process, oil & gas, power generation and mining industries. Net revenue for this segment for the nine months ended June 29, 2012 was $1.8 billion, or 61% of our total net revenue.

•

Our Thermal Controls segment is a leading provider of complete electric heat management solutions, primarily for the oil & gas, general process and power generation industries. Net revenue for this segment for the nine months ended June 29, 2012 was $612 million, or 21% of our total net revenue.

•

Our Water & Environmental Systems segment is a leading provider of large-scale water transmission and distribution products and water/wastewater systems in the Pacific and Southeast Asia regions. Net revenue for this segment for the nine months ended June 29, 2012 was $524 million, or 18% of our total revenue.

We also provide general corporate services to our segments, the costs of which are reported as Corporate Expenses.

We sell our products through multiple channels based on local market conditions and demand. We serve our extensive global customer base through 45 major manufacturing locations and 93 after-market service centers around the world.

Our Markets

We define our markets based on the industries in which the end users of our products operate. We categorize our primary end-markets as general process, oil & gas, water, power generation, mining and other. We often sell our products to intermediaries (for example, distributors and agents) or subcontract our services. In these instances, we have less direct knowledge regarding the ultimate use of our products and services. As a result, our categorization of our revenue by industry may not precisely reflect the sources of our revenue. The following table sets forth our estimate of the percentage of revenue that we derived from the different end-markets we serve across all of our businesses for the periods presented.

Industry*	Revenue
	Fiscal Year 2011	Fiscal Year 2010
General Process	32%	30%
Oil & Gas	24%	24%
Water	16%	20%
Power Generation	14%	13%
Mining	7%	5%
Other	7%	8%

*	We define (i) the general process industries to include, the chemical and petrochemical processing, food and beverage, marine, pulp and paper, building service, defense, water (with respect to Valves & Controls only) and other smaller industries; (ii) the oil & gas industry to include exploration and production, gathering, processing, transportation and storage and refining and marketing; (iii) the water industries as primarily the water pipeline transmission and distribution sectors; (iv) the power generation industry as the coal, nuclear, natural gas and solar power generation sectors; (v) the mining industry as the extraction and processing of non-petroleum mineral resources, including coal, ferrous, non- ferrous, precious and specialty minerals; and (vi) other industries as consisting primarily of products and services sold to residential and commercial buildings and environmental projects.

We serve customers in almost 100 countries across both developed and emerging markets. Our revenue is geographically diversified: in fiscal year 2011, 31% was derived from customers in the Americas, 28% from Europe, Middle East and Africa (“EMEA”) and 41% from the Asia-Pacific region. We estimate that 24% of our fiscal year 2011 revenue was derived from customers in the emerging markets. Our customer base is also broadly diversified, with no single customer accounting for more than 5% of our revenue during fiscal year 2011. We present our geographic revenue in the footnotes based on the origin of the transaction as opposed to the location of the customer.

Demand for our offerings is primarily driven by our end users’ plans for capital investment in new projects and their expenditures for continuing maintenance. Such spending is, in turn, influenced by several factors, including general and industry-specific economic conditions, credit availability, expectations as to future market behavior, volatility in commodity prices and (in the case of customers that are governments or that rely on public funding) political factors.

Capital projects consist of new construction, increases in capacity and expansion upgrades, which may include engineering, design or installation work. For many of our customers, the decision to invest in a new capital project will be significantly influenced by demand expectations stemming from current and expected price levels for the products they process or the raw materials they use. Maintenance expenditures relate to the replacement or maintenance of products at existing sites; the repair, maintenance or testing of customer equipment; and orders for distributor stock. Compared with capital spending, maintenance expenditures tend to be more predictable in their level and timing and less dependent on macroeconomic factors, since maintenance requirements are primarily determined by planned schedules. However, unplanned events such as equipment failures, power outages and weather-related and other natural events can impact the level of maintenance spending as well. Planned maintenance expenditures are determined by the expected life span, utilization rate and reliability of equipment, while unplanned maintenance expenditures are event-driven.

Our large installed base of products, global reach, technical ability and overall reputation for quality have helped us build strong customer relationships that provide us with a competitive advantage in winning new installation work and capturing significant after-market revenue.

Our Thermal Controls and Water & Environmental Systems segments are characterized by two types of business, differentiated based on the size and frequency of orders: a “base business,” which consists of a large number of small- and medium-sized orders (generally less than $20 million) for products and services, and a “major capital project business,” which consists of a few large orders per year (generally more than $20 million) generated from major capital projects undertaken by our customers. Orders related to the base business typically convert to revenue within three months. Base business order activity is more consistent from period to period than is major capital project order activity, and is generally dependent on the overall level of economic activity in the end-markets we serve.

In our Thermal Controls segment, major capital project activity generally relates to our turnkey electric heat management services, for which projects can span more than one year. In our Water & Environmental Systems segment, major capital project activity typically relates to major infrastructure projects that can span several years. When a major capital project will start and when it will be completed are difficult to predict, and the number of major capital projects undertaken in any period depends on a variety of factors over which we have no control. Due to the size of these major capital projects, and the fact that it may take years for us to recognize revenue related to them, results in our Thermal Controls and Water & Environmental Systems segments can be subject to significant fluctuation depending on their presence or absence and the timing of the project. In our Thermal Controls segment, revenue derived from major capital project orders has accounted for an average of approximately 14% of segment revenue over the past three years. In our Water & Environmental Systems segment, revenue derived from such orders has accounted for an average of approximately 15% of segment revenue over the past three years.

2012 Company Outlook

We believe that our major end-markets have been and will continue to be attractive. Recently, they have demonstrated strong capital investment growth. For example, our oil & gas and mining end-markets have experienced compound annual growth rates (“CAGR”) of 5–6% over the past five years. Capital investment in the oil & gas and mining markets has tended to be driven by demand expectations related to energy use and commodity prices, while capital investment in the rest of our end-markets is more closely related to overall gross domestic product growth in the applicable region. We expect much of the growth in our end-markets to continue to be driven by economic expansion in emerging markets, where infrastructure-related capital investment has grown at a more than 20% CAGR over the past five years. We expect developed markets, on the other hand, to continue to be major sources of maintenance investment related to the large installed capital bases. Despite the overall strength of our end-markets, some of them have exhibited differing levels of volatility and may continue to do so over the medium and longer term. While we believe the general trends are robust, factors specific to each of our major end-markets may affect the capital spending plans of our customers.

Our Results of Operations

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in non-U.S. currency exchange rates. We have calculated currency effects by translating current period results based on average rates in effect over the applicable period. Currency effects on backlog are calculated using the change in period-end exchange rates. Organic revenue growth (decline) is a non-U.S. GAAP measure and excludes the impact of acquisitions, divestitures, changes in currency exchange and certain other items (such as the effect of the 53rd week of operations in fiscal year 2011). Important disclosures related to organic revenue, including a reconciliation to U.S. GAAP net revenue, appear beginning on page 38.

Orders and Backlog

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Orders	$980	$982	$3,053	$2,732
Backlog (end of period)	$1,835	$1,749	$1,835	$1,749

Orders and backlog are reported at the undiscounted value of the revenue we expect to recognize when the related goods or services are delivered. We record and report an order upon receipt of a firm customer order that contractually covers the price, scope of products or services and delivery schedule that we are obligated to provide and the payment terms under which our customer is obligated to pay for such products or services.

The amount of orders that we report in a given period reflects the amount of new orders received during the period and the value of any changes to existing orders received during the period. These changes may include the cancellation of orders, a change in scope of products or services to be provided or a change in price. Orders from acquired businesses are included directly in backlog during the period when the acquisition closes and are not reflected in orders.

We define backlog at any point in time as the amount of revenue we expect to generate from all open orders. Most of our backlog typically converts to revenue in three to nine months, but a portion, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. Orders can be cancelled, delayed or modified by our customers and therefore the size of our backlog is not necessarily a reliable predictor of future revenue.

Orders in the quarter ended June 29, 2012 decreased by $2 million, or 0.2%, as compared with the prior year period. Excluding unfavorable currency effects of $41 million, orders increased 4.0%. The increase in orders was primarily attributable to orders strength in the oil & gas and general process end-markets in our Valves & Controls segment.

Orders in the first nine months of 2012 increased by $321 million, or 11.7%, as compared with the prior year period. Excluding unfavorable currency effects of $41 million, orders increased 13.3%. The increase in orders was primarily attributable to orders strength in the oil & gas and general process end-markets in our Valves & Controls segment.

Backlog of $1.8 billion at June 29, 2012 increased by $86 million, or 4.9%, as compared with June 24, 2011. Excluding an unfavorable currency effect of $132 million, backlog increased by 12.5% driven by the order strength in our end-markets discussed above and backlog acquired from the KEF Holdings Ltd. (“KEF”) acquisition, which closed in the fourth quarter of our 2011 fiscal year. Within the 12 months following June 29, 2012, we expect to ship approximately 90% of our June 29, 2012 backlog.

Net Revenue

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Net Revenue	$983	$930	$2,907	$2,564
Net Revenue Growth (Decline)	5.7%	N/A	13.4%	N/A
Organic Revenue Growth (Decline)	9.7%	N/A	13.4%	N/A

Net revenue in quarter ended June 29, 2012 increased by $53 million, or 5.7%, as compared with the comparable prior year period. Organic revenue growth was 9.7% and was primarily driven by increased shipments to the oil & gas and general process end-markets in our Valves & Controls segment and increased major capital project activity in our Thermal Controls segment. Overall net revenue included unfavorable currency effects of $51 million and a $14 million increase due to the net impact of acquisitions and divestitures.

Net revenue in the first nine months of 2012 increased by $343 million, or 13.4%, as compared with the comparable prior year period. Organic revenue growth was 13.4% and was primarily driven by increased shipments to the oil & gas and general process end-markets in our Valves & Controls segment and increased major capital project activity in our Thermal Controls segment. Overall net revenue included unfavorable currency effects of $55 million and a $57 million increase due to the net impact of acquisitions and divestitures.

Gross Profit and Gross Profit Margin

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Gross Profit	$321	$297	$944	$843
Gross Profit Margin	32.7%	31.9%	32.5%	32.9%

Gross profit in the quarter ended June 29, 2012 increased by $24 million, or 8.1%, as compared with the same prior year period. Excluding unfavorable currency effects of $17 million, gross profit increased by $41 million or 13.8%. The increase was primarily attributable to higher revenue in our Valves & Controls, Water and Thermal Controls segments. The gross profit margin increased driven by the higher volumes mentioned above and favorable mix impact in our Valves & Controls and Thermal Controls segments , partially offset by a loss provision related to a water project retained from a business previously divested.

Gross profit in the first nine months of 2012 increased by $101 million, or 12%, as compared with the same prior year period. Excluding unfavorable currency effects of $19 million, gross profit increased by $120 million or 14. 2%. The increase was primarily attributable to higher revenue in our Valves & Controls and Thermal

Controls segments. The gross profit margin declined driven by unfavorable mix impact in our Valves & Controls and Thermal Controls segments as well as a loss provision related to a water project retained from a business previously divested.

Selling, General and Administrative Expense (“SG&A”)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
SG&A	$216	$209	$646	$595
SG&A as a percentage of net revenue	22.0%	22.5%	22.2%	23.2%

SG&A in the quarter ended June 29, 2012 increased by $7 million, or 3.3%, as compared with the comparable prior year period. SG&A included a decrease due to currency effects of $9 million, or 4.3%. Excluding currency effects, SG&A increased $16 million, or 7.7%. This increase was driven primarily by an increase in sales volume. SG&A as a percentage of revenue has declined, reflecting the positive impact of volume leverage across the business.

SG&A in the first nine months of 2012 increased by $51 million, or 8.6%, as compared with the comparable prior year period. SG&A included a decrease due to currency effects of $10 million, or 1.7%. Excluding currency effects, SG&A increased $61 million, or 10.3%. This increase was driven primarily by an increase in sales volume. SG&A as a percentage of revenue has declined, reflecting the positive impact of volume leverage across the business.

Operating Income

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Operating Income	$87	$85	$279	$204
Operating Margin	8.9%	9.1%	9.6%	8.0%

Operating income in the quarter ended June 29, 2012 increased by $2 million, or 2.4%, as compared with the same prior year period. Excluding unfavorable currency effects of $7 million, or 8.2%, the increase was $9 million, or 10.6%. The increase was attributable to increased volume across all segments discussed above. Operating margin decreased by 0.2 percentage points.

Operating income in the first nine months of 2012 increased by $75 million, or 36.8%, as compared with the same prior year period. Excluding unfavorable currency effects of $8 million, or 3.9%, the increase was $83 million, or 40.7%. The increase was attributable to increased volume in our Valves & Controls and Thermal Controls segments discussed above and the absence of a $35 million impairment of goodwill related to our Water Systems reporting unit within our Water & Environmental Systems segment recorded in the first nine months of fiscal year 2011. Operating margin increased by 1.6 percentage points.

Interest Expense and Interest Income

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Interest Expense	$(13)	$(12)	$(38)	$(36)
Interest Income	$3	$3	$9	$9

Interest Expense

Interest expense was $13 million in the quarter ended June 29, 2012 as compared to $12 million in the quarter ended June 24, 2011. Interest expense for the both the quarters ended June 29, 2012 and June 24, 2011 was allocated expense related to Tyco external debt.

Interest expense was $38 million in the first nine months of 2012 as compared to $36 million in the first nine months of 2011. Interest expense for the first nine months of both 2012 and 2011 was allocated expense related to Tyco external debt.

Tax Expense and Tax Rate

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Income tax expense	$(38)	$(28)	$(97)	$(79)
Effective tax rate	49.4%	36.8%	38.8%	44.6%

Our effective income tax rate was 49.4% and 36.8% during the quarters ended June 29, 2012 and June 24, 2011, respectively. The increase in the effective tax rate relates primarily to the impact of taxable gains associated with certain dispositions during the quarter ended June 29, 2012.

Our effective income tax rate was 38.8% and 44.6% during the nine months ended June 29, 2012 and June 24, 2011, respectively. The effective tax rate for the nine months ended June 29, 2012 included the impact of a favorable audit resolution in a non-Swiss jurisdiction. The effective income tax rate for the nine months ended June 24, 2011 included the impact of a loss driven by non-recurring goodwill impairment charges for which no tax benefit was available.

We expect our effective tax rate going forward to be approximately 25%. Our tax rate can vary from year to year due to discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Reportable Segments

We conduct our operations through three reportable segments based on the type of product and service offered by the segment and how we manage the business. The key operating results for our three reportable segments, Valves & Controls, Thermal Controls and Water & Environmental Systems, are discussed below.

Valves & Controls

Valves & Controls is our largest business segment, constituting approximately 61% of our revenue for both the quarter and nine months ended June 29, 2012. It is a global business and one of the world’s largest manufacturers of valves, actuators and controls. The majority of Valves & Controls’ products are longer-lead time, individually fabricated pieces of equipment that are custom-designed to serve a specific customer application. The time it takes for an order in our Valves & Controls segment to convert to revenue varies by product type and application but typically ranges between six and nine months with longer conversion times possible in the case of larger, more complex projects. The drivers of these conversion times usually include engineering design to meet customer specification, foundry supplier lead times for valve castings, custom machining for precise engineering specifications, final assembly, testing, customer inspection and transportation times. After-market service and MRO orders are generally shorter cycle and convert to revenue within 30 to 45 days.

	Valves & Controls
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Orders	$605	$606	$1,864	$1,660
Net Revenue	$605	$577	$1,771	$1,552
Operating Income	$85	$78	$224	$184
Operating Margin	14.0%	13.5%	12.6%	11.9%
Backlog (end of period)	$1,344	$1,228	$1,344	$1,228

Orders in the quarter ended June 29, 2012 decreased by $1 million, or 0.2%, as compared with the comparable prior year period. Excluding unfavorable currency effects of $26 million, orders increased by 4.1%. The increase in orders was primarily attributable to strength in the oil & gas and general process end-markets.

Orders in the first nine months of 2012 increased by $204 million, or 12.3%, as compared with the comparable prior year period. Excluding unfavorable currency effects of $36 million, orders increased by 14.5%. The increase in orders was primarily attributable to strength in the oil & gas and general process end-markets.

Net revenue in the quarter ended June 29, 2012 increased by $28 million, or 4.9%, as compared with the comparable prior year period. Organic revenue grew 6.9%, primarily due to strength in the oil & gas and general process end-markets. The increase in net revenue included a favorable impact of $20 million from the KEF acquisition and an unfavorable currency effect of $32 million.

Net revenue in the first nine months of 2012 increased by $219 million, or 14.1%, as compared with the comparable prior year period. Organic revenue grew 12.2%, primarily due to strength in the oil & gas and general process end-markets. The increase in net revenue included a favorable impact of $73 million from the KEF acquisition and an unfavorable currency effect of $44 million.

Operating income in the quarter ended June 29, 2012 increased by $7 million, or 9.0%, as compared with the comparable prior year period. Operating income included an unfavorable currency effect of $5 million. The increase in operating income was primarily driven by higher net revenue as discussed above and was partially offset by the impact of amortization of intangible assets related to the KEF acquisition. Operating margins improved by 0.5 percentage points.

Operating income in the first nine months of 2012 increased by $40 million, or 21.7%, as compared with the comparable prior year period. Operating income included an unfavorable currency effect of $6 million. The increase in operating income was primarily driven by higher net revenue as discussed above and was partially offset by the impact of amortization of intangible assets related to the KEF acquisition. Operating margins improved by 0.7 percentage points.

Backlog of $1.3 billion as of June 29, 2012 represented an increase of $116 million, or 9.4%, as compared with June 24, 2011. Excluding an unfavorable currency effect of $107 million, backlog increased 18.2%. The increase was driven by increased order activity as discussed above and also additional backlog of $54 million from our acquisition of KEF.

Thermal Controls

Our Thermal Controls segment is a leading provider of complete electric heat management solutions. It designs and manufactures heat tracing, floor and specialty heating, electronic controls, leak detection systems and fire and performance wiring products for industrial, commercial and residential use. As discussed under “—Our Markets,” Thermal Controls’ revenue comes from both base business and from major capital projects. Orders for base business typically convert to revenue within three months and have accounted for an average of 85% of Thermal Controls revenue over the past three years. Depending on the size, complexity and customer schedule for a major capital project, the project can last anywhere from a few months to a few years, which can significantly impact orders and revenue recognition in any given quarter or fiscal year over its duration. As a result the changes in orders from period to period may not be meaningful and have not been presented. The backlog amount and the content of the backlog are meaningful and are discussed below.

	Thermal Controls
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Net Revenue	$176	$178	$612	$517
Operating Income	$18	$15	$99	$78
Operating Margin	10.2%	8.4%	16.2%	15.1%
Backlog (end of period)	$181	$178	$181	$178

Net revenue in the quarter ended June 29, 2012 decreased by $2 million, or 1.1%, as compared with the comparable prior year period. Organic revenue grew 4.0%, primarily attributable to a major capital project near the Gulf of Mexico and higher base business in North America. Net revenue included an unfavorable currency effect of $8 million.

Net revenue in the first nine months of 2012 increased by $95 million, or 18.4%, as compared with the comparable prior year period. Organic revenue grew 20.7%, primarily attributable to a major capital project near the Gulf of Mexico and higher base business in North America. Net revenue included an unfavorable currency effect of $11 million.

Operating income in the quarter ended June 29, 2012 increased by $3 million, or 20.0%, as compared with the comparable prior year period. The increase was driven by the higher net revenue discussed above. Operating margins increased by 1.8 percentage points. The effect of currency impacts was negligible.

Operating income in the first nine months of 2012 increased by $21 million, or 26.9%, as compared with the comparable prior year period. The increase was driven by the higher net revenue discussed above. Operating margins remained consistent. The effect of currency impacts was negligible.

Backlog of $181 million at June 29, 2012 consisted of $132 million of orders related to base business and $49 million of orders related to major capital projects. Excluding an unfavorable currency effect of $10 million, backlog increased 7.3%. Within the 12 months following June 29, 2012, we expect to ship 90% of our June 29, 2012 backlog.

Water & Environmental Systems

Water & Environmental Systems is a leading provider of large-scale water transmission and distribution products and water/wastewater systems in the Pacific and Southeast Asia region. The segment serves mainly regional governmental water authorities, industrial clients and the agricultural water sector, primarily in that region. It also specializes in the design and manufacture of environmental systems for both water and air applications in niche markets worldwide. As discussed under “—Our Markets,” Water & Environmental

Systems’ revenue comes from both base business and from major capital projects. Orders for base business typically convert to revenue within three months and have accounted for an average of 85% of Water & Environmental System’s revenue over the past three years. Depending on the size, complexity and customer schedule for a major capital project, the project can last anywhere from a few months to over a year, which can significantly impact orders and revenue recognition in any given quarter or fiscal year over its duration. As a result the changes in orders from period to period, may not be meaningful and have not been presented. The backlog amount and the content of the backlog are meaningful and are discussed below.

	Water & Environmental Systems
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Net Revenue	$202	$175	$524	$495
Operating Income	$14	$14	$33	$3
Operating Margin	6.9%	8.0%	6.3%	0.6%
Backlog (end of period)	$310	$342	$310	$342

Net revenue in the quarter ended June 29, 2012 increased by $27 million, or 15.4%, as compared with the comparable prior year period. Organic revenue increased by 25.3% driven by an increase in project activity in the quarter. . Net revenue included an unfavorable currency effect of $11 million.

Net revenue in the first nine months of 2012 increased by $29 million, or 5.9%, as compared with the comparable prior year period. Organic revenue increased by 9.2% driven by lower revenue in the prior year period due to the impact of weather and flooding on customer sites and the slow-down of project activity in the market during fiscal year 2011. The effect of currency impact was negligible.

Operating income in the quarter ended June 29, 2012 remained steady as compared with the comparable prior year period. Operating margin declined 1.1 percentage points due to the reasons discussed above. The effect of currency impacts was negligible.

Operating income in the first nine months of 2012 increased by $30 million, or 1,000%, as compared with the comparable prior year period. Operating income in the first nine months of fiscal year 2011 was significantly impacted by a goodwill impairment charge of $35 million relating to our Water Systems reporting unit. Operating margin improved 5.7 percentage points due to the reasons discussed above. The effect of currency impacts was negligible.

Backlog of $310 million at June 29, 2012 consisted of $245 million of orders related to base business and $65 million of orders related to major capital projects. Within the 12 months following June 29, 2012, we expect to ship approximately 63% of our June 29, 2012 backlog.

Corporate Expense

Corporate expense generally relates to the cost of our corporate headquarter functions.

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Corporate Expense	$(30)	$(22)	$(77)	$(61)

Corporate expense has remained stable over the periods presented and includes corporate overhead expenses that have been allocated to us from Tyco.

Liquidity and Capital Resources

Cash Flow and Liquidity Analysis

Significant factors driving our liquidity position include cash flows generated from operating activities, capital expenditures and divestiture of non-strategic businesses as well as investments in strategic businesses and technologies. We have historically generated and we expect to continue to generate positive cash flow from operations. As part of Tyco, our cash has been swept into shared corporate pools regularly by Tyco at its discretion. Tyco has also funded our operating and investing activities as needed. Transfers of cash both to and from Tyco’s cash management system are reflected as a component of parent company investment within parent company equity in the Combined Balance Sheets.

Cash Flow from Operating Activities

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Cash Flows from Operating Activities:
Operating income	$87	$85	$279	$204
Goodwill impairment	—	—	—	35
Depreciation and amortization	20	18	62	50
Deferred income taxes	38	28	97	79
Provision for losses on accounts receivable and inventory	(1)	(2)	8	1
Other, net	8	3	14	9
Interest income	3	3	9	9
Interest expense	(13)	(12)	(38)	(36)
Income tax expense	(38)	(28)	(97)	(79)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(11)	(43)	—	(37)
Inventories	(30)	(26)	(141)	(103)
Prepaid expenses and other current assets	6	(4)	(1)	(19)
Accounts payable	4	22	42	35
Accrued and other liabilities	34	24	(14)	(23)
Income taxes payable	(13)	(11)	(28)	(44)
Deferred revenue	8	(2)	2	7
Other	(29)	(31)	(25)	(17)

Net Cash Provided by Operating Activities:	$73	$24	$169	$71

Cash from operating activities was $73 million for quarter ended June 29, 2012, driven by operating income of $87 million and adjustments for non-cash items of $65 million, partially offset by income tax expense of $38 million, an increase in assets and liabilities of $31 million and net interest expense of $10 million. The net change in assets and liabilities included a $30 million increase in inventories and a $13 million decrease in income taxes payable, partially offset by a $34 million increase in accrued and other liabilities. Inventory increased primarily in Valves & Controls driven by procurement of additional materials to service the increased backlog as previously discussed.

Cash from operating activities was $24 million during the quarter ended June 24, 2011, driven by operating income of $85 million and adjustments for non-cash items of $47 million, partially offset by income tax expense of $28 million, an increase in assets and liabilities of $71 million, and net interest expense of $9 million. The net change in assets and liabilities included a $43 million increase in accounts receivable, a $26 million increase in inventories and an $11 million decrease in income taxes payable, partially offset by a $24 million increase in accrued and other liabilities and a $22 million increase in accounts payable. The increase in inventory of $26 million was primarily due to Valves & Controls backlog growth.

Cash from operating activities was $169 million for the nine months ended June 29, 2012, driven by operating income of $279 million and adjustments for non-cash items of $181 million, partially offset by income tax expense of $97 million, an increase in assets and liabilities of $165 million and net interest expense of $29 million. The net change in assets and liabilities included a $141 million increase in inventories and a $28 million decrease in income taxes payable, partially offset by a $42 million increase in accounts payable. Inventory increased primarily in Valves & Controls driven by procurement of additional materials to service the increased backlog as previously discussed.

Cash from operating activities was $71 million during the nine months ended June 24, 2011, driven by operating income of $204 million and adjustments for non-cash items of $174 million, partially offset by income tax expense of $79 million, an increase in assets and liabilities of $201 million, and net interest expense of $27 million. The net change in assets and liabilities included a $103 million increase in inventories and a $44 million decrease in income taxes payable, partially offset by a $35 million increase in accounts payable. The increase in inventory of $103 million was primarily due to Valves & Controls backlog growth.

During the quarters ended June 29, 2012 and June 24, 2011, we paid $3 million and $4 million, respectively, in cash related to restructuring activities. See Note 3 (“Restructuring and Asset Impairment Charges, Net”) to our Unaudited Combined Financial Statements for further information regarding our restructuring activities.

During the nine months ended June 29, 2012 and June 24, 2011, we paid $6 million and $11 million, respectively, in cash related to restructuring activities. See Note 3 (“Restructuring and Asset Impairment Charges, Net”) to our Unaudited Combined Financial Statements for further information regarding our restructuring activities.

During the quarters ended June 29, 2012 and June 24, 2011, we made required contributions of $4 million and $6 million, respectively, to our non-U.S. pension plans.

During the nine months ended June 29, 2012 and June 24, 2011, we made required contributions of $13 million and $11 million, respectively, to our non-U.S. pension plans.

Cash flow from investing activities

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Cash Flows (Used in) Provided by Investing Activities:	$(30)	$(21)	$(78)	$(52)

We made capital expenditures of $35 million and $22 million during the quarters ended June 29, 2012 and June 24, 2011, respectively.

We made capital expenditures of $86 million and $52 million during the first nine months of 2012 and 2011, respectively.

During the quarters ended June 29, 2012 and June 24, 2011, we made no acquisitions.

During the first nine months of 2012, we made no acquisitions. During the first nine months of 2011, we paid cash for acquisitions included in continuing operations of $7 million.

Cash flow from financing activities

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(Amounts in millions)
Cash Flows (Used In) Provided by Financing Activities:	$(10)	$(12)	$14	$(55)

The net cash used in or provided by financing activities for all periods were primarily the result of changes in parent company investments and transfers to discontinued operations.

Future Liquidity Analysis

Following our spin-off and the Merger, our capital structure and sources of liquidity will change significantly from our historical capital structure. We will no longer participate in cash management and funding arrangements with Tyco. Instead, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations, and to access banks’ borrowing facilities and capital markets. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

Our primary future cash needs will be centered on operating activities, working capital, capital expenditures and strategic investments. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Prior to the Distribution, a subsidiary of Tyco Flow Control will issue an intercompany note to a subsidiary of Tyco in an amount not to exceed $500 million. Concurrently with the closing of the Merger, Tyco Flow Control will repay the intercompany note.

In connection with the Transactions, Tyco Flow Control International Finance S.A., a subsidiary of Tyco Flow Control, priced an offering of $900 million of its senior notes on September 10, 2012 that will be guaranteed by Tyco Flow Control. The offering is expected to close on September 24, 2012. The net proceeds from the issuance of the senior notes will be held in escrow until the completion of the Merger. Tyco Flow Control plans to use the net proceeds from the issuance of the unsecured senior notes to repay $500 million of Pentair’s senior unsecured notes and to make a cash payment (not to exceed $500 million) to repay the intercompany note entered into in connection with the Transactions.

Prior to the consummation of the Transactions, Pentair plans to execute a credit agreement with a syndicate of banks providing for an unsecured, committed senior credit facility of up to $1.45 billion that will become effective upon completion of the Merger. Upon completion of the Merger, Tyco Flow Control will become a guarantor of, and Tyco Flow Control International Finance S.A. will become a borrower under, the senior credit facility. Tyco Flow Control plans to use availability under the senior credit facility to repay borrowings outstanding under Pentair’s existing credit facility as of the completion of the Merger and, if the unsecured senior notes are not issued, to repay the intercompany note.

After accounting for the issuance of either the intercompany note or the bridge note, the payment of transaction expenses and transfer of any excess cash to Tyco, but not taking into account any third party financing, Tyco Flow Control will have a net indebtedness immediately prior to the Distribution of $275 million.

Tyco Flow Control expects to have pro forma aggregate long-term debt of approximately $1.7 billion at the closing of the Merger.

Following the spin-off and the Merger, we expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we will be conducting business and the cost effectiveness with which those funds can be accessed. We plan to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. Generally we are able to move excess cash through dividend payments or loans in a tax efficient manner as a result of our incorporation in Switzerland and the tax policies in the countries in which we operate. If funds are needed for our operations in the U.S., we generally have the ability to fund our U.S. operations without incremental tax costs as most of our cash resides in jurisdictions from which we can move cash to the U.S. without significant incremental tax expense.

Dividends

It is expected that Tyco Flow Control will initially pay a quarterly cash dividend of $0.22 per share. The Merger Agreement provides that Tyco, as the sole shareholder of Tyco Flow Control, will authorize the quarterly cash dividends to be paid prior to the 2013 Tyco Flow Control annual general meeting. Any dividend after that time that may be proposed by our board of directors will be subject to approval by our shareholders at our annual general meeting if and as proposed by our board of directors. Under Swiss law, our board of directors may propose to shareholders that a dividend be paid but cannot itself authorize the dividend. However, whether our board of directors exercises its discretion to propose any dividends to holders of Tyco Flow Control common shares in the future will depend on many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our board of directors deems relevant. There can be no assurance that we will continue a dividend in the future.

Commitments and Contingencies

For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Note 5 (“Income Taxes”) and Note 10 (“Commitments and Contingencies”) to our Unaudited Combined Financial Statements.

Off-Balance Sheet Arrangements

In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows.

We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 (“Commitments and Contingencies”) to our Unaudited Combined Financial Statements for further information with respect to these liabilities.

In the normal course of business, we are liable for product performance. We believe such obligations will not significantly affect our financial position, results of operations or cash flows.

We record estimated product warranty at the time of sale. For further information on estimated product warranty, see Note 18 (“Guarantees”) to our Unaudited Combined Financial Statements.

Critical Accounting Policies

The preparation of the Combined Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions to determine reported amounts of certain assets, liabilities, revenue and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 (“Basis of Presentation and Summary of Significant Accounting Policies”) to our Audited Combined Financial Statements for the fiscal year ended September 30, 2011, included in the Company’s Form S-1. During the third quarter of fiscal year 2012, the Company revised its look-back period for historical claims experience from five years to three years, as well as its look-forward period from seven years to fifteen years. See Note 10 to the Unaudited Combined Financial Statements. During fiscal year 2012, there have been no other significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Audited Combined Financial Statement and accompanying notes for the fiscal year ended September 30, 2011, included in the Company’s Form S-1.

Accounting Developments

We have presented the information about accounting pronouncements not yet implemented in Note 1 (“Basis of Presentation and Summary of Significant Accounting Policies”) to our Unaudited Combined Financial Statements.

Non-U.S. GAAP Measures

In an effort to provide investors with additional information regarding our results as determined by U.S. GAAP, we also disclose non-U.S. GAAP measures consisting of (i) revenue excluding the impact of changes in foreign currency exchange rates and (ii) organic revenue growth (decline). We believe that these measures are useful for investors in evaluating our operating performance for the periods presented. When read in conjunction with our U.S. GAAP revenue, they enable investors to better evaluate our operations without giving effect to fluctuations in foreign exchange rates, which may be significant from period to period. In addition, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth (decline) are factors we use in internal evaluations of the overall performance of our business. These measures are not financial measures under U.S. GAAP and should not be considered as a substitute for revenue as determined in accordance with U.S. GAAP, and they may not be comparable to similarly titled measures reported by other companies. Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures. Our organic growth (decline) calculations incorporate an estimate of prior year reported net revenue associated with acquired entities that have been fully integrated within the first year, and exclude prior year net revenue associated with entities that do not meet the criteria for discontinued operations which have been divested within the past year. We calculate the rate of organic growth (decline) based on the adjusted number to better reflect the rate of growth (decline) of the combined business, in the case of acquisitions, or the remaining business, in the case of dispositions. We base the rate of organic growth (decline) for acquired businesses that are not fully integrated within the first year upon unadjusted historical revenue. We may use organic revenue growth (decline) and revenue growth (decline) excluding the impact of foreign currency exchange rates as components of our compensation programs.

The table below details the components of organic revenue growth (decline) and reconciles the non-U.S. GAAP measures to U.S. GAAP net revenue growth (decline).

Quarter Ended June 29, 2012

	Net Revenue for the Quarter Ended June 24, 2011	Base Quarter Adjustments (Divestitures)	Adjusted Quarter Ended June 29, 2012 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth Percentage	Net Revenue for the Quarter Ended June 29, 2012
	(Amounts in millions)
Valves & Controls	$577	$—	$577	$(32)	$20	$40	6.9%	$605
Thermal Controls	178	(1)	177	(8)	—	7	4.0%	176
Water & Environmental Systems	175	(5)	170	(11)	—	43	25.3%	202

Total Net Revenue	$930	$(6)	$924	$(51)	$20	$90	9.7%	$983

First Nine Months of Fiscal 2012

	Net Revenue for the First Nine Months of Fiscal 2011	Base Quarter Adjustments (Divestitures)	Adjusted First Nine Months Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth Percentage	Net Revenue for the First Nine Months of Fiscal 2012
	(Amounts in millions)
Valves & Controls	$1,552	$—	$1,552	$(44)	$73	$190	12.2%	$1,771
Thermal Controls	517	(1)	516	(11)	—	107	20.7%	612
Water & Environmental Systems	495	(15)	480	—	—	44	9.2%	524

Total Net Revenue	$2,564	$(16)	$2,548	$(55)	$73	$341	13.4%	$2,907

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” regarding business strategies, market potential, future financial performance and other matters with respect to both Tyco Flow Control and Pentair. Without limitation, words such as “targets”, “plans”, “believes”, “expects”, “intends”, “will”, “likely”, “may”, “anticipates”, “estimates”, “projects”, “should”, “would”, “expect”, “positioned”, “strategy”, “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of its date. These forward-looking statements are based on our and Pentair’s management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except for the ongoing obligations to disclose material information under the U.S. federal securities laws, neither we, Pentair nor Tyco are under any obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect our and Pentair’s operations, business or financial results in the future and cause our and Pentair’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail under “Risk Factors”. Our and Pentair’s actual results could differ materially from management’s expectations because of these factors, including:

•	overall economic and business conditions;

•	competition in the markets we and Pentair serve;

•	conditions in the North American housing market;

•	increase in product liability and warranty claims;

•	failure to maintain required certifications;

•	delay in, or inability to, deliver backlog;

•	failure to win future project work;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	volatility in currency exchange rates, commodity prices and interest rates;

•	inability to maintain, upgrade and protect information and technology networks;

•	failure to adapt products, services and organization to meet the demands of local markets in both developed and emerging economies;

•	failure of market to accept new product introductions and enhancements;

•	inability to protect intellectual property;

•	inability to attract and retain qualified personnel;

•	potential impairment of goodwill, intangibles and/or long-lived assets;

•	failure to realize expected benefits from divestitures and acquisitions;

•	disruptions at manufacturing facilities, including work stoppages, union negotiations and labor disputes;

•	inability to source raw material commodities and components from third parties without interruption and at reasonable prices;

•	the outcome of litigation, arbitrations and governmental proceedings, including any asbestos-related and environmental liability litigation;

•	changes in U.S. and non-U.S. government laws and regulations;

•	risks associated with adherence to international trade compliance regulations;

•

results and consequences of internal investigations and governmental investigations concerning Tyco’s, our or Pentair’s governance, management, internal controls and operations including Tyco’s, and Pentair’s business operations outside the United States;

•	other capital market conditions, including availability of funding sources;

•	failure to fully realize expected benefits from the spin-off or the Merger;

•	inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	difficulty in operating as an independent public company separate from Tyco;

•	the possible effects on Tyco Flow Control of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco Flow Control’s Swiss incorporation; and

•	risks associated with our Swiss incorporation, including increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. If one or more of these or other risks or uncertainties materialize, or if our or Pentair’s underlying assumptions prove to be incorrect, actual results may vary materially from what we or Pentair projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our or Pentair’s forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our operations include activities in almost 100 countries across both developed and emerging markets. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Interest Rate Risk

We expect to enter into a new revolving credit facility that will bear interest at a floating rate. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. We also expect to incur long-term debt at fixed rates. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our non U.S. operations. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. We may from time to time use financial derivatives, which may include forward foreign currency exchange contract and foreign currency options to hedge this risk. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

We had $1.2 billion of intercompany loans designated as permanent in nature as of September 30, 2011 and September 24, 2010, respectively. For the years ended September 30, 2011, September 24, 2010 and September 25, 2009 we recorded $18 million and $3 million of cumulative translation gain, and $5 million of cumulative translation loss, respectively, through accumulated other comprehensive income related to these loans.

Item 4.	Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings previously disclosed under the heading “Information about Tyco Flow Control—Legal Proceedings” in our Form S-1.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors—Risks Relating to Tyco Flow Control” in our Form S-1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 filed on May 8,. 2012).

2.2	Separation and Distribution Agreement by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation. (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on May 8, 2012).

2.3	Amendment No. 1 to the Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 26, 2012).

2.4	Amendment No. 1 to the Separation and Distribution Agreement by and among Tyco International Ltd., Tyco Flow Control International Ltd. and the ADT Corporation (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 26, 2012).

3.1	Articles of Association of Pentair Ltd (f/k/a Tyco Flow Control International Ltd.) (Filed herewith).

3.2	Organizational Regulations of Pentair Ltd (f/k/a Tyco Flow Control International Ltd.) (Filed herewith).

3.3	Form of Common Share Certificate of Tyco Flow Control International Ltd., par value CHF 0.50 per share (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 18, 2012).

10.1	Form of 2012 Tax Sharing Agreement among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 18, 2012).

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENTAIR LTD. (f/k/a TYCO FLOW CONTROL INTERNATIONAL LTD.)

By:	/S/ ARUN NAYAR
Arun Nayar
Chief Financial Officer (Principal Financial Officer)

Date: September 17, 2012