Form 10-Q/A
period 2012-06-29
Pentair Ltd.
filed 2012-10-17
CIK 1548223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

41-52-633-02-44

(Registrant’s telephone number)

Tyco Flow Control Ltd.

(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 29, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 17, 2012 (the “Original Filing Date”), for the sole purpose of furnishing Exhibit 101 pursuant to Rule 405 of Regulation S-T.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 filed on May 8, 2012).

2.2	Separation and Distribution Agreement by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation. (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on May 8, 2012).

2.3	Amendment No. 1 to the Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 26, 2012).

2.4	Amendment No. 1 to the Separation and Distribution Agreement by and among Tyco International Ltd., Tyco Flow Control International Ltd. and the ADT Corporation (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 26, 2012).

3.1*	Articles of Association of Pentair Ltd. (f/k/a Tyco Flow Control International Ltd.)

3.2*	Organizational Regulations of Pentair Ltd. (f/k/a Tyco Flow Control International Ltd.)

3.3	Form of Common Share Certificate of Tyco Flow Control International Ltd., par value CHF 0.50 per share (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 18, 2012).

10.1	Form of 2012 Tax Sharing Agreement among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation (incorporated by reference to Exhibit 2.1 to Tyco Flow Control International Ltd.’s Registration Statement on Form S-1 on July 18, 2012).

31.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

*	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, filed September 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENTAIR LTD.

	By:	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer
Date: October 17, 2012

	By:	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer